Form 10-Q
period 1995-09-30
RAUCH INDUSTRIES INC
filed 1995-11-13
CIK 715817

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q

(Mark One)*

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995, or

[ ] Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from
_________ to _________
Commission File Number          0-12130
                       ________________

                         RAUCH INDUSTRIES, INC.
             ______________________________________________
         (Exact name of registrant as specified in its charter)

          North Carolina                       56-0749456
______________________________           ______________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

            PO Box 609, Gastonia, North Carolina  28053-0609
      ____________________________________________________________
              (Address of principal executive offices)
                            (Zip Code)

                            (704) 867-5333
 __________________________________________________________________

      (Registrant's telephone number, including area code)
____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

______    ______
 Outstanding  shares of $1.00 par value Common Stock of Registrant as
 of September 30, 1995:   3,695,563

                         RAUCH INDUSTRIES, INC.
                                 INDEX
                                                              Page No.
Part I.  Financial Information:
   Item 1.  Financial Statements:
      Balance Sheets -- September 30, 1995, September 30, 1994
         and December 31, 1994-----------------------------------  4
      Statements of Income -- Three Months Ended
         September 30, 1995 and September 30, 1994---------------  5
      Statements of Income -- Nine Months Ended

     September 30, 1995 and September 30, 1994-------------------  6
      Statement of Cash Flows -- Nine Months
         Ended September 30, 1995 and September 30, 1994--------- 7 Notes to Financial Statements------------------------------ 8
   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations---------------------------------------9-11
Part II.  Other Information:
   Item 1.  Legal Proceedings-------------------------------------12
   Item 2.  Changes in Securities---------------------------------12
   Item 3.  Defaults Upon Senior Securities-----------------------12
   Item 4.  Submission of Matters to a Vote of Security
               Holders--------------------------------------------12
   Item 5.  Other Information-------------------------------------12
   Item 6. Exhibits and Reports on Form 8-K----------------------12 Signatures------------------------------------------------------- 13

                         RAUCH INDUSTRIES, INC.
                     PART I.  FINANCIAL INFORMATION
                     ITEM I.  FINANCIAL STATEMENTS
     The condensed financial statements included herein have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain accounting principles have been omitted pursuant to such rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading.

                         RAUCH INDUSTRIES, INC.
                             BALANCE SHEETS




                                    9-30-95       9-30-94
                                  (Unaudited)   (Unaudited)  12-31-94
ASSETS
______
 Current assets:
   Cash and cash
     equivalents                  $      -0-   $      -0-   $ 1,695,120
   Accounts receivable             27,957,328   24,308,358   20,167,583

   Recoverable from insurance
     carrier                        5,395,894         -0-     3,552,095
   Inventories at LIFO             27,963,191   27,562,733   10,104,166
   Prepaid expenses                   403,587      600,971      355,943
   Deferred income taxes              474,000      268,000      474,000
   Refundable income taxes               -0-          -0-       432,431
     Total current assets          62,194,000   52,740,062   36,781,338
 Property and equipment, at cost   15,153,285   15,113,467   12,950,427
   Less: accumulated depreciation   7,699,770    8,844,320    7,314,260
                                    7,453,515    6,269,147    5,636,167
 Other assets                         385,951      128,382      326,822
 Excess of cost over net assets
   of companies acquired            3,195,833         -0-          -0-
                                  $73,229,299  $59,137,591  $42,744,327
LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
 Current liabilities:
   Cash overdraft                 $ 1,559,641  $ 1,494,692  $      -0-
   Current portion of long-term
     debt                           1,200,000      716,820      661,820
   Notes payable-bank              19,437,000   19,492,000    9,405,000
   Accounts payable-trade           5,166,534    4,122,282    1,344,626
   Accrued liabilities              2,097,015    1,327,416      834,477
   Accrued income taxes               657,245      468,549         -0-
     Total current liabilities     30,117,435   27,621,759   12,245,923
 Long-term debt                    11,600,000    4,500,000    4,375,000
 Deferred income taxes              1,713,000      159,000      187,000
 Stockholders' equity:
   Common stock                     3,754,490    3,754,490    3,754,490
   Additional paid-in capital       3,151,572    3,151,572    3,151,572
       Retained earnings           23,008,837   20,066,805   19,146,377
   Treasury stock                    (116,035)    (116,035)    (116,035)
                                   29,798,864   26,856,832   25,936,404
                                  $73,229,299  $59,137,591  $42,744,327

                         RAUCH INDUSTRIES, INC.
                          STATEMENTS OF INCOME


                                                  (Unaudited)
                                       Three Months Ended September 30

                                           1995              1994
Net sales                              $ 25,946,994     $ 23,191,623
Cost of sales                            20,121,648       17,176,749
Selling, general and administrative       3,454,626        2,732,707
  Income from operations                  2,370,720        3,282,167
Interest expense                           (415,848)        (232,627)
Other income                                 47,522           10,844
Gain from insurance settlement            4,358,993             -0-
                                          3,990,667         (221,783)
  Income before provision for
    income tax                            6,361,387        3,060,384
  Provision for income tax                2,280,356        1,101,453
    Net income                         $  4,081,031     $  1,958,931
  Per Common Share:
    Net income                         $       1.10     $       0.53
  Weighted average number of shares
    outstanding                           3,695,563        3,695,563

                         RAUCH INDUSTRIES, INC.
                          STATEMENTS OF INCOME


                                                   (Unaudited)
                                        Nine Months Ended September 30
                                               1995           1994
Net sales                                 $ 32,840,034   $ 26,382,385
Cost of sales                               25,104,916     19,604,602
Selling, general and administrative          6,965,286      5,268,271
  Income from operations                       769,832      1,509,512
Interest expense                              (785,473)      (334,481)
Other income                                   107,163         58,568
Gain from insurance settlement               6,274,730           -0-
                                             5,596,420       (275,913)
  Income before provision for
    income tax                               6,366,252      1,233,599
  Provision for income tax                   2,282,057        437,849
  Net income                              $  4,084,195   $    795,750
Per common share
  Net income                              $       1.11   $       0.22
Weighted average number of shares
 outstanding                                3,695,563      3,695,563

                         RAUCH INDUSTRIES, INC.
                        STATEMENTS OF CASH FLOWS


                                          Nine Months      Nine Months
                                         Ended 9-30-95    Ended 9-30-94
                                           (Unaudited)      (Unaudited)
 Cash flows from operating activities:
   Net income.........................    $ 4,084,195    $   795,750
   Adjustments to reconcile net income
     to net cash used in
     operating activities:

 Depreciation.....................            379,201        393,248
     Amortization.....................         74,415           -0-
     Loss on sale of equipment........         18,812           -0-
     Deferred income taxes............      1,526,000           -0-
     Recoverable from insurance
       carrier........................     (1,843,799)          -0-
     Changes in operating assets
       and liabilities................    (18,913,251)   (22,137,329)
     (Increase) decrease in other
       assets.........................        (56,824)       246,417
     Net cash used in operating
       activities.....................    (14,731,251)   (20,701,914)
Cash flows from investing activities:
  Purchase of property and equipment..     (2,223,194)    (2,869,819)
  Proceeds from sale of equipment.....         28,500           -0-
  Acquisition of new business.........     (4,000,000)          -0-
    Net cash used in investing
      activities......................     (6,194,694)    (2,869,819)
Cash flows from financing activities:
  Payment of dividends................       (221,735)      (209,536)
  Increase in cash overdraft..........      1,657,380      1,494,692
  Payments on long-term debt..........       (411,820)      (300,000)
  Repayments of notes payable.........    (16,599,000)   (19,748,000)
  Proceeds from notes payable.........     34,806,000     32,300,000
    Net cash provided by financing
      activities......................     19,230,825     13,537,156
Net decrease in cash and
      cash equivalent.................     (1,695,120)   (10,034,577)
Cash and cash equivalents
  beginning of the period.............      1,695,120     10,034,577
Cash and cash equivalents
  end of the period...................    $      -0-     $      -0-

NOTES TO FINANCIAL STATEMENTS:
Note A - Basis of Presentation
______________________________
The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q. Although they are unaudited, the Company believes that all adjustments necessary for a fair presentation of the results of operations have been made.
Note B - Seasonal Nature of Business
____________________________________
The Company's business is seasonal in nature. Therefore, the results of the operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

                     PART I.  FINANCIAL INFORMATION
                                 ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Unaudited)
Net sales for the quarter ended September 30, 1995 were $25,946,994 as compared to $23,191,623 for the quarter ended September 30, 1994. This is an increase of $2,755,371 or 12%. As of April 1, 1995, the Company acquired Rochard, Inc. ("Rochard"). Rauch began reporting the financial condition and results of operations of Rochard and Rauch on a consolidated basis as of that date. The Company's third quarter 1995 sales results, therefore, include Rochard's net sales for the quarter of $1,258,755.

Selling, general and administrative expenses for the quarter were $3,454,626 as compared to $2,732,707 for the third quarter of 1994. This is an increase of $721,919 or 26%. Included in selling, general and administrative expenses for the quarter is $682,126 associated with Rochard's operations. Interest expense for the quarter was $415,848 as compared to $232,627 for the comparable quarter of 1994. This is an increase of $183,221 or 79%. Such increase is a result of increased borrowings for operations and capital expenditures required due to the Cramerton fire described below and for the Rochard acquisition.

Other income for the quarter ended September 30, 1995 was $47,522 as compared to $10,844 for the same quarter of 1994. This income consists primarily of rental, interest, and commission income.

On October 19, 1994, a fire destroyed the Company's warehousing and manufacturing facility in Cramerton, North Carolina. The Company had insurance on the building, equipment, and raw materials at replacement value. Finished goods were insured at net selling price. During the third quarter the Company settled with its insurance carrier on the equipment portion of this claim. A gain of $4.36 million on this portion of the claim is reported as income in the third quarter.

Net income for the quarter ended September 30, 1995 was $4,081,031, or $1.10 per share, as compared to $1,958,931, or $.53 per share, for the corresponding quarter in 1994 as the gain from the insurance settlement described above more than offset cost increases from the Cramerton fire as well as increases in payroll and benefits and other manufacturing costs.

The Company's accounts receivable at September 30, 1995 were $28.0 million as compared to $24.3 million at September 30, 1994. This is an increase of $3.7 million. Rochard receivables at September 30, 1995 were $.6 million. The increase in non-Rochard receivables for the period was due to increased shipments by the Company for the quarter and for the first nine months of 1995. Inventories at September 30, 1995 were $28.0 million as compared to $27.6 million at the same time in 1994. This is an increase of $.4 million. Rochard inventories of $.8 million offset a decline in parent company inventories attributable to the aforementioned fire and increased shipments as compared with the prior year.

Net property, plant and equipment increased by $1.2 million at September 30, 1995 as compared to September 30, 1994. Acquisitions of a manufacturing and warehouse facility in El Paso, Texas, along with the purchase of new machinery and data processing equipment offset the $1.1 million in Cramerton property and equipment that was destroyed in the fire described above.

On May 31, 1995 the Company signed a new loan agreement with its bank giving it a $40 million revolving line of credit. The term portion of the facility is in the amount of $12,800,000.

The revolving portion of the Company's bank facility gives the Company funds on a short-term basis for its normal operations. The term loan was used to refinance the Company's prior term facility and to provide the Company with permanent working capital. Those loans account for the difference in the current notes payable and long-term debt on the balance sheet.

Accounts payable at September 30, 1994 were $5.2 million as compared to $4.1 million at September 30, 1994. This is an increase of $1.1 million. Rochard payables at September 30, 1995 were $.3 million.
The Company remains strong financially. Working capital at September 30, 1995 was $32.1 million as compared to $25.1 million at September 30, 1994. Book value per common share at September 30, 1995 was $8.06 as compared to $7.27 at September 30, 1994.

The Company derives over 90% of its revenue from the manufacture of Christmas decorations. Approximately 90% of the Company's shipments occur in the third and fourth quarters. Because of the highly seasonal nature of its business, the Company's first and second quarters are traditionally loss quarters. The Company's profits are generated during the last six months of the calendar year.

Total orders received at September 30, 1995 were approximately $58.6 million as compared to $57.2 million at the same time last year. As of this date, total orders received have risen to approximately $60.1 million against $58.5 million at the same time last year. Rochard orders included in the 1995 orders at September 30, 1995 and as of this date were $3.1 million and $3.7 million, respectively.

Management has made plans to rent space needed by the Company for 1996 with a view to rebuilding as soon as possible. Although cost increases have resulted from the fire at the Company's Cramerton facility and its efforts to implement alternative shipping arrangements in response thereto, the fire should not materially affect the Company's ability to ship merchandise as usual in 1995 or 1996.

It is currently anticipated that funds generated internally from operations and the short-term line of credit available to the Company should be adequate to meet the working capital needs of the Company for the balance of 1995, and the near future.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
__________________________
     None
Item 2.  Changes in Securities
______________________________
     None
Item 3.  Defaults Upon Senior Securities
________________________________________
     None
Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
     None
Item 5.  Other Information
__________________________
     None
Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
 (a) None
 (b) Reports on Form 8-K -
     There were no reports on Form 8-K filed during the three months ended September 30, 1995.

                                     SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

        THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF

        BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                Rauch Industries, Inc.

                                            __________________________

                                                      Registrant

        DATE    November 14, 1995

            _________________________

                                       By: /s/Marshall A. Rauch

                                          _____________________

                                              Marshall A. Rauch
                                            Chairman of the Board

        DATE    November 14, 1995

            _______________________

                                       By: /s/Donald G. Walser

                                          ____________________
                                              Donald G. Walser
                                         Executive Vice President-Finance,
                                        Treasurer and Chief Financial Officer